Form 10-K
period 2019-12-31
UBS Commercial Mortgage Trust 2018-C15
filed 2020-03-16
CIK 1760337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Société Générale, New York Branch

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548567

CIBC Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The CBBC Industrial Portfolio Mortgage Loan and the 16300 Roscoe Blvd Mortgage Loan, which constituted approximately 5.1% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the CBBC Industrial Portfolio Mortgage Loan or the 16300 Roscoe Blvd Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the CBBC Industrial Portfolio Mortgage Loan and the 16300 Roscoe Blvd Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan and the Clevelander South Beach Mortgage Loan, which constituted approximately 2.4%, 2.0% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan and the Clevelander South Beach Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Regency Properties Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Nebraska Crossing Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Clevelander South Beach Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2018-C14 transaction, Commission File Number 333-227784-01 (the “UBS 2018-C14 Transaction”). These loan combinations, including the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan and the Clevelander South Beach Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C14 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Staples Strategic Industrial Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Staples Strategic Industrial Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Staples Strategic Industrial Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2018-B8 Mortgage Trust transaction, Commission File Number 333-226123-01 (the “Benchmark 2018-B8 Transaction”). This loan combination, including the Staples Strategic Industrial Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B8 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, which constituted approximately 0.6% of the asset pool of the issuing entity as of its cut-off date.  The ExchangeRight Net Leased Portfolio 24 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. This loan combination, including the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the ExchangeRight Net Leased Portfolio 24 loan combination in the CSAIL 2019-C15 Commercial Mortgage Trust transaction, Commission File Number 333-227081-01 (the “CSAIL 2019-C15 Transaction”).  After the closing of the CSAIL 2019-C15 Transaction on March 6, 2019, this loan combination, including the ExchangeRight Net Leased Portfolio 24 Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2019-C15 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan, which constituted approximately 7.0% of the asset pool of the issuing entity as of its cut-off date.  The Saint Louis Galleria Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Saint Louis Galleria Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). This loan combination, including the Saint Louis Galleria Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Great Value Storage Portfolio Mortgage Loan, which constituted approximately 8.5% of the asset pool of the issuing entity as of its cut-off date.  The Great Value Storage Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Great Value Storage Portfolio Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Great Value Storage Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Great Value Storage Portfolio loan combination in the UBS Commercial Mortgage Trust 2019-C16 transaction, Commission File Number 333-227784-03 (the “UBS 2019-C16 Transaction”).  After the closing of the UBS 2019-C16 Transaction on April 16, 2019, this loan combination, including the Great Value Storage Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2019-C16 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Heartland Dental Medical Office Portfolio Mortgage Loan, which constituted approximately 8.5% of the asset pool of the issuing entity as of its cut-off date.  The Heartland Dental Medical Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Heartland Dental Medical Office Portfolio Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Heartland Dental Medical Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Heartland Dental Medical Office Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2019-C50 transaction, Commission File Number 333-226486-05 (the “WFCM 2019-C50 Transaction”).  After the closing of the WFCM 2019-C50 Transaction on May 14, 2019, this loan combination, including the Heartland Dental Medical Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2019-C50 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Great Value Storage Portfolio Mortgage Loan, the Pier 1 Imports Headquarters Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the special servicer of the Ellsworth Place Mortgage Loan and the primary servicer of the Staples Strategic Industrial Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Christiana Mall Mortgage Loan and the primary servicer of the Ellsworth Place Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Great Value Storage Portfolio Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Staples Strategic Industrial Mortgage Loan, the Pier 1 Imports Headquarters Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, the Ellsworth Place Mortgage Loan, the Christiana Mall Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Saint Louis Galleria Mortgage Loan, the Staples Strategic Industrial Mortgage Loan and the Pier 1 Imports Headquarters Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan, the Great Value Storage Portfolio Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Ellsworth Place Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the CBBC Industrial Portfolio Mortgage Loan, the 16300 Roscoe Blvd Mortgage Loan, the Pier 1 Imports Headquarters Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Staples Strategic Industrial Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Great Value Storage Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2018-C13 Transaction, the pooling and servicing agreement for the UBS 2018-C14 Transaction, the pooling and servicing agreement for the Benchmark 2018-B8 Transaction, the pooling and servicing agreement for the CSAIL 2019-C15 Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction and the pooling and servicing agreement for the UBS 2019-C16 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Pier 1 Imports Headquarters Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Staples Strategic Industrial Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Great Value Storage Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan.  Pursuant to the trust and servicing agreement for the BBCMS 2018-CHRS Transaction, the pooling and servicing agreement for the WFCM 2018-C47 Transaction and the pooling and servicing agreement for the WFCM 2019-C50 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Christiana Mall Mortgage Loan, the Pier 1 Imports Headquarters Mortgage Loan, the Ellsworth Place Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Staples Strategic Industrial Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Great Value Storage Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Staples Strategic Industrial Mortgage Loan and the Saint Louis Galleria Mortgage Loan, the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Staples Strategic Industrial Mortgage Loan and LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee, and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Regency Properties Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan and the Clevelander South Beach Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C14 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Staples Strategic Industrial Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2018-B8 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2019-C15 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2019-C15 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2019-C15 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Saint Louis Galleria Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Great Value Storage Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C16 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2019-C16 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2019-C16 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Heartland Dental Medical Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C50 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2019-C50 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2019-C50 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

4.7           Pooling and Servicing Agreement, dated as of March 1, 2019, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 8, 2019 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of April 1, 2019, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Review (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of April 1, 2019, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Servicers LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of May 1, 2019, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 16, 2019 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of December 28, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note A-6 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein), as amended by Amended and Restated Agreement Between Note Holders, dated as of March 26, 2019, by and between Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C15 Commercial Mortgage Pass-Through Certificates Series 2018-C15, as Note A-1 Holder and Note A-3 Holder and UBS AG, by and through branch office at 1285 Avenue of the Americas, New York, New York (Note A-2 Holder, Note A-4 Holder, Note A-5 Holder and Note A-6 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on April 17, 2019 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder and Initial Note A-10 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein), as amended by Amended and Restated Agreement Between Note Holders, dated as of May 14, 2019, by and between Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C14 Commercial Mortgage Pass-Through Certificates Series 2018-C14, as Note A-1 Holder and Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder and Note A-9 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C15 Commercial Mortgage Pass-Through Certificates Series 2018-C15, as Note A-4 Holder, Note A-5 Holder and Note A-6 Holder, and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2019-C16 Commercial Mortgage Pass-Through Certificates Series 2019-C16, as Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 25, 2019 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of December 27, 2018, between Deutsche Bank AG, New York Branch, as Note A-1-A1 Holder, and Deutsche Bank AG, New York Branch, as Note A-1-A2 Holder, and Deutsche Bank AG, New York Branch, as Note A-1-A3 Holder, and Deutsche Bank AG, New York Branch, as Note A-1-A4 Holder, and Deutsche Bank AG, New York Branch, as Note A-1-A5 Holder, and Société Générale, as Note A-2-A1 Holder, and Société Générale Financial Corporation, as Note A-2-A2 Holder, and Société Générale, as Note A-2-A3 Holder, and Société Générale Financial Corporation, as Note A-2-A4 Holder, and Société Générale Financial Corporation, as Note A-2-A5 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of December 27, 2018, between Deutsche Bank AG, New York Branch, as Note A-1-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-1-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-2-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-2-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of December 28, 2018, between Deutsche Bank AG, acting through its New York Branch, as Note A-1 Holder, and Deutsche Bank AG, acting through its New York Branch, as Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of August 23, 2018, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, and Natixis Real Estate Capital LLC, as Note A-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of December 28, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of December 12, 2018, by and between Société Générale, as Initial Note A-1 Holder, and Société Générale, as Initial Note A-2 Holder, and Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of August 9, 2018, by and among Barclays Bank PLC, as Initial Note 1 Holder, Société Générale, as Initial Note 2 Holder, Deutsche Bank AG, New York Branch, as Initial Note 3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of September 25, 2018, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder, and Rialto Mortgage Finance, LLC, as Note A-3 Holder, and Rialto Mortgage Finance, LLC, as Note A-4 Holder, and Rialto Mortgage Finance, LLC, as Note A-5 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.23         Agreement Between Note Holders, dated as of December 28, 2018, by and between Société Générale, as Initial Note A-1 Holder, and Société Générale, as Initial Note A-2 Holder, and Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on December 28, 2018 under Commission File No. 333-227784-02 and incorporated by reference herein).

4.24         Primary Servicing Agreement, dated as of May 1, 2019, between Wells Fargo Bank, National Association, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 21, 2020 under Commission File No. 333-227784-02 and incorporated by reference herein).

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

33.8         Wells Fargo Bank, National Association, as Trustee of the CBBC Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Wells Fargo Bank, National Association, as Custodian of the CBBC Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.10       Pentalpha Surveillance LLC, as Operating Advisor of the CBBC Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 33.1)

33.13       Wells Fargo Bank, National Association, as Trustee of the 16300 Roscoe Blvd Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 33.4)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 33.5)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

33.17       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.16)

33.18       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.20       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.21       National Tax Search, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 33.1)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 33.1)

33.24       Wells Fargo Bank, National Association, as Trustee of the Pier 1 Imports Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 33.4)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 33.5)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 33.16)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 33.1)

33.29       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.20)

33.33       National Tax Search, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.21)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.1)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan

33.36       Wells Fargo Bank, National Association, as Trustee of the Regency Properties Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.4)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.31)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.1)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.35)

33.41       Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 33.31)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 33.35)

33.46       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 33.4)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 33.31)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staples Strategic Industrial Mortgage Loan (see Exhibit 33.1)

33.50       CWCapital Asset Management LLC, as Special Servicer of the Staples Strategic Industrial Mortgage Loan

33.51       Wells Fargo Bank, National Association, as Trustee of the Staples Strategic Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Staples Strategic Industrial Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Staples Strategic Industrial Mortgage Loan (see Exhibit 33.5)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.56       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.4)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.31)

33.59       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

33.60       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan

33.61       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.66       Wells Fargo Bank, National Association, as Trustee of the Great Value Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 33.31)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.70       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.35)

33.71       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.31)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.20)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.21)

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

34.8         Wells Fargo Bank, National Association, as Trustee of the CBBC Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Wells Fargo Bank, National Association, as Custodian of the CBBC Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.10       Pentalpha Surveillance LLC, as Operating Advisor of the CBBC Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 34.1)

34.13       Wells Fargo Bank, National Association, as Trustee of the 16300 Roscoe Blvd Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 34.4)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 34.5)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

34.17       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.16)

34.18       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.20       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.21       National Tax Search, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 34.1)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 34.1)

34.24       Wells Fargo Bank, National Association, as Trustee of the Pier 1 Imports Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 34.4)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 34.5)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 34.16)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 34.1)

34.29       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.20)

34.33       National Tax Search, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.21)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.1)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan

34.36       Wells Fargo Bank, National Association, as Trustee of the Regency Properties Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.4)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.31)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.1)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.35)

34.41       Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 34.31)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 34.35)

34.46       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 34.4)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 34.31)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staples Strategic Industrial Mortgage Loan (see Exhibit 34.1)

34.50       CWCapital Asset Management LLC, as Special Servicer of the Staples Strategic Industrial Mortgage Loan

34.51       Wells Fargo Bank, National Association, as Trustee of the Staples Strategic Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Staples Strategic Industrial Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Staples Strategic Industrial Mortgage Loan (see Exhibit 34.5)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.56       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.4)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.31)

34.59       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

34.60       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan

34.61       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.66       Wells Fargo Bank, National Association, as Trustee of the Great Value Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 34.31)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.70       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.35)

34.71       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.31)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.20)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.21)

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

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 16300 Roscoe Blvd Mortgage Loan (see Exhibit 35.1)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.8)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pier 1 Imports Headquarters Mortgage Loan (see Exhibit 35.1)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 35.8)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.15)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 35.15)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staples Strategic Industrial Mortgage Loan (see Exhibit 35.1)

35.21       CWCapital Asset Management LLC, as Special Servicer of the Staples Strategic Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

35.24       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

35.25       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Value Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.15)

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

Date: March 16, 2020

/s/ David Schell

David Schell, Managing Director

Date: March 16, 2020